Form 10-Q
period 2021-09-30
Churchill Capital Corp VI
filed 2021-11-17
CIK 1828250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 16, 2021, there were 55,200,000 shares of Class A common stock, $0.0001 par value, and 13,800,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VI

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,877,384	$25,000
Prepaid expenses	834,974	—
Total current assets	2,712,358	25,000

Deferred offering costs	—	55,000
Marketable securities held in Trust Account	552,035,810	—
TOTAL ASSETS	$554,748,168	$80,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$618,082	$1,000
Accrued offering costs	—	55,000
Total current liabilities	618,082	56,000

Warrant liabilities	30,657,600	—
Deferred underwriting fee payable	19,320,000	—
Total liabilities	50,595,682	56,000

Commitments and contingencies

Class A common stock subject to possible redemption, 55,200,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	552,000,000	—

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 13,800,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	1,380	1,380
Additional paid-in capital	—	23,620
Accumulated deficit	(47,848,894)	(1,000)
Total stockholders’ (deficit) equity	(47,847,514)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$554,748,168	$80,000
(1)Included an aggregate of 1,800,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at December 31, 2020 that was fully excercised at the IPO (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI

CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021
Operating costs	$841,110	$1,406,370
Loss from operations	(841,110)	(1,406,370)

Other income (expense):
Change in fair value of Warrant Liabilities	5,437,200	(5,798,400)
Transaction costs related to Private Placement and Public Warrants	—	(598,246)
Interest earned on marketable securities held in Trust Account	26,029	46,605
Unrealized gain (loss) on marketable securities held in Trust Account	16,116	(10,795)
Other income (expense), net	5,479,345	(6,360,836)

Net income (loss)	$4,638,235	$(7,767,206)

Basic and diluted weighted average shares outstanding, Class A common stock	55,200,000	45,494,505

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.13)

Basic and diluted weighted average shares outstanding, Class B common stock	13,800,000	13,483,516

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.13)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

							Total
	Class A Common				Additional		Stockholders’
	Stock		Class B Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	13,800,000	$1,380	$23,620	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount, as restated	—	—	—	—	(23,620)	(40,080,688)	(40,104,308)

Net loss	—	—	—	—	—	(4,138,081)	(4,138,081)

Balance — March 31, 2021, as restated	—	—	13,800,000	1,380	—	(44,219,769)	(44,218,389)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	6,335	6,335

Net loss	—	—	—	—	—	(8,267,360)	(8,267,360)

Balance – June 30, 2021, as restated	—	—	13,800,000	1,380	$—	(52,480,794)	(52,479,414)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(6,335)	(6,335)

Net income	—	—	—	—	—	4,638,235	4,638,235

Balance – September 30, 2021	—	$—	13,800,000	$1,380	$—	$(47,848,894)	$(47,847,514)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(7,767,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(46,605)
Unrealized loss on marketable securities held in Trust Account	10,795
Change in fair value of Warrant Liabilities	5,798,400
Transaction costs related to Private Placement and Public Warrants	598,246
Changes in operating assets and liabilities:
Prepaid expenses	(834,974)
Accrued expenses	617,082
Net cash used in operating activities	$(1,624,262)

Cash flows from investing activities:
Investment of cash into Trust Account	$(552,000,000)
Net cash used in investing activities	$(552,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	$541,952,000
Proceeds from sale of Private Placements Warrants	14,040,000
Proceeds from promissory note - related party	175,000
Repayment of promissory note - related party	(175,000)
Payment of offering costs	(515,354)
Net cash provided by financing activities	$555,476,646

Net change in cash	$1,852,384
Cash – Beginning of period	25,000
Cash – End of period	$1,877,384

Non-cash investing and financing activities:

Initial classification of Class A common stock subject to possible redemption	$552,000,000
Deferred underwriting fee payable	$19,320,000
Initial value of warrant liabilities	$24,859,200

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Churchill Capital Corp VI (the “Company”) was incorporated in Delaware on October 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021, the Company consummated the Initial Public Offering of 55,200,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 7,200,000 Units as a result of the underwriters’ full exercise of their over-allotment option further described in Note 4. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $552,000,000.

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

SEPTEMBER 30, 2021

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares, irrespective of whether they vote for or against the proposed Business Combination.

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

SEPTEMBER 30, 2021

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

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the funds on deposit in the Trust Account remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00 in the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target business, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's condensed financial statements as of September 30, 2021 and in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Accordingly, management determined it should restate its previously reported condensed financial statements. The Company had previously determined the shares of Class A Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, management has concluded that the redemption value should include all the shares of Class A Common Stock subject to possible redemption, resulting in the shares of Class A Common Stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the shares of Class A Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the shares of Class A Common Stock.

There has been no change in the Company’s total assets, liabilities or operating results.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of February 17, 2021 (audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$506,321,440	$45,678,560	$552,000,000
Class A common stock	$457	$(457)	$—
Additional paid-in capital	$5,597,664	$(5,597,664)	$—
Accumulated deficit	$(599,246)	$(40,080,439)	$(40,679,685)
Total stockholders’ equity (deficit)	$5,000,006	$(45,678,560)	$(40,678,554)
Number of shares subject to redemption	50,632,144	4,567,856	55,200,000

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$502,781,610	$49,218,390	$552,000,000
Class A common stock	$492	$(492)	$—
Additional paid-in capital	$9,137,210	$(9,137,210)	$—
Accumulated deficit	$(4,139,081)	$(40,080,688)	$(44,219,769)
Total stockholders’ equity (deficit)	$5,000,001	$(49,218,390)	$(44,218,389)
Number of shares subject to redemption	50,278,161	4,921,839	55,200,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$494,514,245	$57,479,420	$551,993,665
Class A common stock	$575	$(575)	$—
Additional paid-in capital	$17,404,492	$(17,404,292)	$—
Accumulated deficit	$(12,406,441)	$(40,074,353)	$(52,480,794)
Total stockholders’ equity (deficit)	$5,000,006	$(57,479,420)	$(52,479,414)
Number of shares subject to redemption	49,451,992	5,748,008	55,200,000

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of March 31, 2021 (unaudited)
Sale of 55,200,000 Units, net of underwriting discounts and offering expenses	$511,895,692	$(511,895,692)	$—
Initial value of common stock subject to redemption at IPO	$(506,321,440)	$506,321,440	$—
Change in value of common stock subject to redemption	$3,539,830	$(3,539,830)	$—
Accretion for Class A common stock to redemption amount	$—	$(40,104,308)	$(40,104,308)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of common stock subject to redemption	$8,267,365	$(8,267,365)	$—
Accretion for Class A common stock to redemption amount	$—	$6,335	$6,335

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$506,321,440	$45,678,560	$552,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$506,321,440	$45,978,560	$552,000,000

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	For the Three	For the Three	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	50,632,144	—	50,278,161	—	50,389,945	—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	14,971,666	—	18,721,839	—	16,857,112	—
Basic and diluted net loss per common share, Class B common stock	$(0.28)	$—	$(0.44)	$—	$(0.74)	$—
Weighted average shares outstanding of Class A common stock	—	25,760,000	—	55,200,000	—	40,561,326
Basic and diluted net income (loss) income per share, Class A common stock	$—	$(0.11)	$—	$(0.12)	$—	$(0.23)
Weighted average shares outstanding of Class B common stock	—	12,840,000	—	13,800,000	—	13,322,652
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.11)	$—	$(0.12)	$—	$(0.23)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future periods.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in the Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the nine months ended September 30, 2021. The Company did not have any assets held in the Trust Account at December 31, 2020. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$552,000,000
Less:
Proceeds Allocated to Public Warrants	$(10,819,200)
Class A common stock issuance costs	$(29,285,108)
Plus:
Accretion of carrying value to redemption value	$40,104,308

Class A common stock subject to possible redemption	$552,000,000

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black-Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of September 30, 2021 all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $29,883,354, of which $29,285,108 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $598,246 were expensed to the condensed statements of operations.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 25,080,000 shares of common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss, as adjusted	$3,710,588	$927,647	$(5,991,472)	$(1,775,734)
Denominator:
Basic and diluted weighted average shares outstanding	55,200,000	13,800,000	45,494,505	13,483,516
Basic and diluted net income (loss) per common share	$0.07	$0.07	$(0.13)	$(0.13)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

SEPTEMBER 30, 2021

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

Administrative Support Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $90,000 and $221,786 of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Promissory Note — Related Party

On December 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $175,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Due Diligence Fees

As of September 30, 2021, the Company incurred due diligence fees of $300,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Legal Fees

As of September 30, 2021, the Company incurred legal fees of $12,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share At September 30, 2021, there were 55,200,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 13,800,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 11,040,000 Public Warrants outstanding. There were no Public Warrants outstanding as of December 31, 2020. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

As of September 30, 2021, there were 14,040,000 Private Placement Warrants outstanding. There were no Private Placement Warrants outstanding as of December 31, 2020. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30,2021 and at Issuance (upon consummation of the IPO) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

			At Issuance
		September 30,	February 11,
Description	Level	2021	2021
Assets:
Marketable securities held in Trust Account	1	$552,035,810	$552,000,000

Liabilities:
Warrant liability – Public Warrants	1	13,248,000	—
Warrant liability – Public Warrants	3	—	10,819,200
Warrant liability – Private Placement Warrants	3	17,409,600	14,040,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

As of September 30, 2021, the Warrant Liability for Private Placement Warrants was valued using a modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. At issuance, the Public Warrants were valued using a Monte Carlo simulation. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CCVI. WS, which is a Level 1 fair value measurement.

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

CHURCHILL CAPITAL CORP VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of September 30, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

	As of	At Issuance
	September 30, 2021	February 11, 2021
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.81
Volatility	18.3%	19.25%
Probability of completing a Business Combination	80%	80%
Term	5.27	5.25
Risk-free rate	1.14%	0.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021 (IPO)	$—	$—	$—
Issuance of Public and Private Warrants	10,819,200	14,040,000	24,859,200
Change in fair value of warrant liabilities	1,435,200	1,965,600	3,400,800
Fair value as of March 31, 2021	12,254,400	16,005,600	28,260,000
Change in fair value of warrant liabilities	3,201,600	4,633,200	7,834,000
Transfer to Level 1	(15,456,000)	—	(15,456,000)
Fair value as of June 30, 2021	$—	$20,638,800	$20,638,800
Change in fair value of warrant liabilities	—	(3,229,200)	(3,229,200)
Fair value as of September 30, 2021	$—	$17,409,600	$17,409,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at the time of transfer during the nine months ended September 30, 2021 was $15,456,000.

NOTE 11. SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $4,638,235, which consists of a change in fair value of warrant liabilities of $5,437,200, interest income on marketable securities held in the Trust Account of $26,029, and an unrealized gain on marketable securities held in our Trust Account of $16,116, offset by operating costs of $841,110.

For the nine months ended September 30, 2021, we had a net loss of $7,767,206, which consists of operating costs of $1,406,370, a loss on warrant liabilities of $5,798,400, transaction costs related to the Warrants of $598,246 and an unrealized loss on marketable securities held in our Trust Account of $10,795, offset by interest income on marketable securities held in the Trust Account of $46,605.

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

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $552,035,810 (including approximately $36,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $1,624,262. Net loss of $7,767,206 was affected by the change in the value of the warrant liabilities of $5,798,400, the portion of the offering costs allocable to the warrant liabilities of $598,246, interest earned on marketable securities held in Trust Account of $46,605 and an unrealized loss on marketable securities held in Trust Account of $10,795. Changes in operating assets and liabilities used $217,892 of cash for operating activities.

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

As of September 30, 2021, we had cash of $1,877,384. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of February 17, 2021 and our financial statements included in the Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2021, we consummated the Initial Public Offering of 55,200,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252005). The Securities and Exchange Commission declared the registration statement effective on February 11, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of 14,040,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor VI LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $ 14,040,000. Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, an aggregate of $552,000,000 was placed in the Trust Account.

We incurred $29,883,354 of transaction costs, consisting of $10,048,000 of underwriting fees, which is net of $992,000 reimbursed fees from the underwriters, $19,320,000 of deferred underwriting discount and $515,354 of other offering costs. In addition, $2,310,742 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

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

CHURCHILL CAPITAL CORP VI

Date: November 16, 2021	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)