Form 10-Q
period 2022-06-30
Churchill Capital Corp VI
filed 2022-08-15
CIK 1828250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
(212)380-7500
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
12
, 2022, there were 55,200,000 shares of Class A common stock, $0.0001 par value, and 13,800,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp VI
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP VI
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$532,582	$1,051,300
Prepaid expenses	440,135	685,861

Total current assets	972,717	1,737,161
Marketable securities held in Trust Account	552,931,138	552,138,357

TOTAL ASSETS	$553,903,855	$553,875,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$101,965	$161,353
Income taxes payable	101,595	—

Total current liabilities	203,560	161,353
Deferred legal fee	72,000	—
Warrant liabilities	8,527,200	25,832,400
Deferred underwriting fee payable	19,320,000	19,320,000

Total liabilities	28,122,760	45,313,753

Commitments and contingencies
Class A common stock subject to possible redemption, 55,200,000 shares at redemption value as of June 30, 2022 and December 31, 2021	552,000,000	552,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 13,800,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,380	1,380
Additional paid-in capital	—	—
Accumulated deficit	(26,220,285)	(43,439,615)

Total stockholders’ deficit	(26,218,905)	(43,438,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$553,903,855	$553,875,518

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$379,254	$416,565	$777,056	$565,260

Loss from operations	(379,254)	(416,565)	(777,056)	(565,260)

Other income (expense):
Change in fair value of Warrant Liabilities	7,273,200	(7,834,800)	17,305,200	(11,235,600)
Transaction costs related to Private Placement and Public Warrants	—	—	—	(598,246)
Interest earned on marketable securities held in Trust Account	776,521	9,589	915,957	20,576
Unrealized loss on marketable securities held in Trust Account	(139,270)	(25,584)	(123,176)	(26,911)

Total other income (expense), net	7,910,451	(7,850,795)	18,097,981	(11,840,181)

Income (loss) before provision for income taxes	7,531,197	(8,267,360)	17,320,925	(12,405,441)
Provision for income taxes	(101,595)	—	(101,595)	—

Net income (loss)	$7,429,602	$(8,267,360)	$17,219,330	$(12,405,441)

Basic and diluted weighted average shares outstanding, Class A common stock	55,200,000	55,200,000	55,200,000	40,561,326

Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(0.12)	$0.25	$(0.23)

Basic and diluted weighted average shares outstanding, Class B common stock	13,800,000	13,800,000	13,800,000	13,322,652

Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.12)	$0.25	$(0.23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	13,800,000	$1,380	$—	$(43,439,615)	$(43,438,235)
Net income	—	—	—	—	—	9,789,728	9,789,728

Balance – March 31, 2022	—	—	13,800,000	1,380	—	(33,649,887)	(33,648,507)
Net income	—	—	—	—	—	7,429,602	7,429,602

Balance – June 30, 2022	—	$—	13,800,000	$1,380	$—	$(26,220,285)	$(26,218,905)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	13,800,000	$1,380	$23,620	$(1,000)	$24,000
Remeasurement adjustment on redeemable common stock	—	—	—	—	(23,620)	(40,080,688)	(40,104,308)
Net loss	—	—	—	—	—	(4,138,081)	(4,138,081)

Balance – March 31, 2021	—	—	13,800,000	1,380	—	(44,219,769)	(44,218,389)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	6,335	6,335
Net loss	—	—	—	—	—	(8,267,360)	(8,267,360)

Balance – June 30, 2021	—	$—	13,800,000	$1,380	$—	$(52,480,794)	$(52,479,414)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30, 2022	Six months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$17,219,330	$(12,405,441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(915,957)	(20,576)
Unrealized (gain) loss on marketable securities held in Trust Account	123,176	26,911
Change in fair value of Warrant Liabilities	(17,305,200)	11,235,600
Transaction costs related to Private Placement and Public Warrants	—	598,246
Changes in operating assets and liabilities:
Prepaid expenses	245,726	(990,899)
Accrued expenses	12,612	97,824
Income taxes payable	101,595	—

Net cash used in operating activities	(518,718)	(1,458,335)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(552,000,000)

Net cash used in investing activities	—	(552,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	541,952,000
Proceeds from sale of Private Placement Warrants	—	14,040,000
Proceeds from promissory note—related party	—	175,000
Repayment of promissory note—related party	—	(175,000)
Payment of offering costs	—	(515,354)

Net cash provided by financing activities	—	555,476,646

Net Change in Cash	(518,718)	2,018,311
Cash – Beginning of period	1,051,300	25,000

Cash – End of period	$532,582	$2,043,311

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$—	$40,074,353

Deferred underwriting fee payable	$—	$19,320,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Churchill Capital Corp VI (the “Company”) was incorporated in Delaware on October 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $29,883,354 consisting of $10,048,000
,
 net
 of
underwriting discount, $19,320,000 of deferred underwriting discount and $515,354 of other offering costs.
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of $1,000,000
, and to pay its tax obligations.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding net of amounts disbursed to management for working capital purposes, if applicable, taxes payable on interest income earned from the Trust Account and the deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of permitted withdrawals). The per-share
amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, we had cash of $532,582. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2022, the Company has not had any permitted withdrawals for 2022 and has access to the full $1,000,000 (to the extent interest is available).
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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.
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
JUNE 30, 2022
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
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in the Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the three and six months ended June 30, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$552,000,000
Less:
Proceeds allocated to Public Warrants	$(10,819,200)
Class A common stock issuance costs	$(29,285,108)
Plus:
Remeasurement of carrying value to redemption value	$40,104,308

Class A common stock subject to possible redemption	$552,000,000

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.35% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.59% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 25,080,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$5,943,682	$1,485,920	$(6,613,888)	$(1,653,472)
Denominator:
Basic and diluted weighted average shares outstanding	55,200,000	13,800,000	55,200,000	13,800,000

Basic and diluted net income (loss) per common share	$0.11	$0.11	$(0.12)	$(0.12)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$13,775,464	$3,443,866	$(9,338,233)	$(3,067,208)
Denominator:
Basic and diluted weighted average shares outstanding	55,200,000	13,800,000	40,561,326	13,322,652

Basic and diluted net income (loss) per common share	$0.25	$0.25	$(0.23)	$(0.23)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 55,200,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter
s
of
the
ir
 option to purchase an additional 7,200,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased in a private placement an aggregate of 14,040,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $14,040,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 8).

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pay
s
an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022 and 2021, the Company incurred and paid $90,000 and $180,000, $90,000 and $131,786 of such fees, respectively.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2022 and 2021.
Promissory Note — Related Party
On December 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $175,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of June 30, 2022 and December 31, 2021.
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
Underwriting Agreement
The Company granted the underwriters a forty-five
(45)-day
option from the date of Initial Public Offering to purchase up to 7,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’ election
 to fully exercise the over-allotment option, the underwriters purchased an additional 7,200,000 Units, at a price of $10.00 per Unit. The underwriters waived the upfront underwriting discount on 4,960,000 Units, resulting in a reduction of the upfront underwriting discount of $992,000. The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $19,320,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
Due Diligence Fees
As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay due diligence fees in the amount of $2,325,000.
Legal Fees
As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $72,000. For the three and six months ended June 30, 2022, the Company recorded $20,000 and $42,000 of such fees, respectively. For the three and six months ended June 30, 2021, the Company recorded $0 of such fees. These fees are reflected on the Company’s condensed balance sheet and condensed statement of operations.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 55,200,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 13,800,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
At June 30, 2022 and December 31, 2021, there were 11,040,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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
At June 30, 2022 and December 31, 2021, there were 14,040,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that are re-measured and reported at fair value at least annually.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$552,931,138	$552,138,357
Liabilities:
Warrant liability – Public Warrants	1	3,753,600	11,371,200
Warrant liability – Private Placement Warrants	3	4,773,600	14,461,200
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.
The Public and Private Placement Warrants were valued as of February 17, 2021 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Placement Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CVI.WS. For subsequent measurements of the Private Placement Warrants after detachment, a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

	As of	As of
	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.79	$9.80
Volatility	3.6%	15.4%
Probability of completing a Business Combination	—%	—%
Term	5.29	5.29
Risk-free rate	3.00%	1.35%
Dividend yield	0.0%	0.0%
For the valuation at June 30, 2022 and December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment, this was considered a significant input.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021 (IPO)	$—	$—	$—
Issuance of Public and Private Placement Warrants	10,819,200	14,040,000	24,859,200
Change in fair value of warrant liabilities	1,435,200	1,965,600	3,400,800

Fair value as of March 31, 2021	12,254,400	16,005,600	28,260,000
Change in fair value of warrant liabilities	3,201,600	4,633,200	7,834,800
Transfer to Level 1	(15,456,000)	—	(15,456,000)

Fair value as of June 30, 2021	—	20,638,800	20,638,800
Change in fair value of warrant liabilities	—	(3,229,200)	(3,229,200)

Fair value as of September 30, 2021	—	17,409,600	17,409,600
Change in fair value of warrant liabilities	—	(2,948,400)	(2,948,400)

Fair value as of December 31, 2021	—	14,461,200	14,461,200
Change in fair value of warrant liabilities	—	(5,616,000)	(5,616,000)

Fair value as of March 31, 2022	—	8,845,200	8,845,200
Change in fair value of warrant liabilities	—	(4,071,600)	(4,071,600)

Fair value as of June 30, 2022	$—	$4,773,600	$4,773,600
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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $7,429,602, which consists of a change in fair value of warrant liabilities of $7,273,200, interest earned on marketable securities held in the Trust Account of $776,521, offset by operating costs of $379,254, provision for income taxes of $101,595 and an unrealized loss on marketable securities held in our Trust Account of $139,270.
For the six months ended June 30, 2022, we had net income of $17,219,330, which consists of a change in fair value of warrant liabilities of $17,305,200, interest earned on marketable securities held in the Trust Account of $915,957, offset by operating costs of $777,056, provision for income taxes of $101,595 and an unrealized loss on marketable securities held in our Trust Account of $123,176.
For the three months ended June 30, 2021, we had a net loss of $8,267,360, which consists of operating costs of $416,565, a change in fair value of warrant liabilities of $7,834,800, and an unrealized loss on marketable securities held in our Trust Account of $25,584, offset by interest earned on marketable securities held in the Trust Account of $9,589.
For the six months ended June 30, 2021, we had a net loss of $12,405,441, which consists of operating costs of $565,260, a change in fair value of warrant liabilities of $11,235,600, transaction costs related to Private Placement and Public Warrants of $598,246 and an unrealized loss on marketable securities held in our Trust Account of $26,911, offset by interest earned on marketable securities held in the Trust Account of $20,576.
Liquidity, Capital Resources and Going Concern
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
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $552,931,138 (including approximately $931,138 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.
For the six months ended June 30, 2022, cash used in operating activities was $518,718. Net income of $17,219,330 was affected by a change in fair value of warrant liabilities of $17,305,200, interest earned on marketable securities held in the Trust Account of $915,957 and an unrealized loss on marketable securities held in the Trust Account of $123,176. Changes in operating assets and liabilities provided $359,933 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $1,458,335. Net loss of $12,405,441 was affected by a change in fair value of warrant liabilities of $11,235,600, the transaction costs related to Private Placement and Public Warrants of $598,246, interest earned on marketable securities held in the Trust Account of $20,576 and an unrealized loss on marketable securities held in the Trust Account of $26,911. Changes in operating assets and liabilities used $893,075 of cash for operating activities.
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
As of June 30, 2022, we had cash of $532,582. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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
We
do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a Business Combination and would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 17, 2021, we consummated the Initial Public Offering of 55,200,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552,000,000. J.P. Morgan Securities LLC acted as joint bookrunner and representative of the underwriters and each of Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and BofA Securities, Inc. acted as joint bookrunner of the offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.333-252005).
The Securities and Exchange Commission declared the registration statement effective on February 11, 2021.
Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of 14,040,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor VI LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $ 14,040,000. Each whole Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

CHURCHILL CAPITAL CORP VI

Date: August 12, 2022	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)