Form 10-Q
period 2022-09-30
Churchill Capital Corp VI
filed 2022-11-14
CIK 1828250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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

of the Exchange
Act).    Yes  ☒    No  ☐
As of No
vember 1
4
, 20
22, there were 55,200,000 shares of Class A common stock, $0.0001 par value, and 13,800,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP VI
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$975,412	$1,051,300
Prepaid expenses	269,772	685,861

Total current assets	1,245,184	1,737,161
Marketable securities held in Trust Account	555,025,270	552,138,357

TOTAL ASSETS	$556,270,454	$553,875,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$151,751	$161,353
Income taxes payable	679,297	—

Total current liabilities	831,048	161,353
Deferred legal fee	85,000	—
Warrant liabilities	3,511,200	25,832,400
Deferred underwriting fee payable	19,320,000	19,320,000

Total liabilities	23,747,248	45,313,753

Commitments and contingencies
Class A common stock subject to possible redemption, 55,200,000 shares at redemption value as of September 30, 2022 and December 31, 2021	553,555,451	552,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 13,800,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,380	1,380
Additional paid-in capital	—	—
Accumulated deficit	(21,033,625)	(43,439,615)

Total stockholders’ deficit	(21,032,245)	(43,438,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$556,270,454	$553,875,518

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$356,319	$841,110	$1,133,375	$1,406,370

Loss from operations	(356,319)	(841,110)	(1,133,375)	(1,406,370)

Other income (expense):
Change in fair value of Warrant Liabilities	5,016,000	5,437,200	22,321,200	(5,798,400)
Transaction costs related to Private Placement and Public Warrants	—	—	—	(598,246)
Interest earned on marketable securities held in Trust Account	2,597,422	26,029	3,513,379	46,605
Unrealized gain (loss) on marketable securities held in Trust Account	62,710	16,116	(60,466)	(10,795)

Total other income (expense), net	7,676,132	5,479,345	25,774,113	(6,360,836)

Income (loss) before provision for income taxes	7,319,813	4,638,235	24,640,738	(7,767,206)
Provision for income taxes	(577,702)	—	(679,297)	—

Net income (loss)	$6,742,111	$4,638,235	$23,961,441	$(7,767,206)

Basic and diluted weighted average shares outstanding, Class A common stock	55,200,000	55,200,000	55,200,000	45,494,505

Basic and diluted net income (loss) per share, Class A common stock	$0.10	$0.07	$0.35	$(0.13)

Basic and diluted weighted average shares outstanding, Class B common stock	13,800,000	13,800,000	13,800,000	13,483,516

Basic and diluted net income (loss) per share, Class B common stock	$0.10	$0.07	$0.35	$(0.13)

The accompanying notes are an integral
part
of
the
unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	13,800,000	$1,380	$—	$(43,439,615)	$(43,438,235)
Net income	—	—	—	—	—	9,789,728	9,789,728

Balance – March 31, 2022	—	—	13,800,000	1,380	—	(33,649,887)	(33,648,507)
Net income	—	—	—	—	—	7,429,602	7,429,602

Balance – June 30, 2022	—	—	13,800,000	$1,380	—	(26,220,285)	(26,218,905)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(1,555,451)	(1,555,451)
Net income	—	—	—	—	—	6,742,111	6,742,111

Balance – September 30, 2022	—	$—	13,800,000	$1,380	$—	$(21,033,625)	$(21,032,245)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	13,800,000	$1,380	$23,620	$(1,000)	$24,000
Remeasurement adjustment on redeemable common stock	—	—	—	—	(23,620)	(40,080,688)	(40,104,308)
Net loss	—	—	—	—	—	(4,138,081)	(4,138,081)

Balance – March 31, 2021	—	—	13,800,000	1,380	—	(44,219,769)	(44,218,389)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	6,335	6,335
Net loss	—	—	—	—	—	(8,267,360)	(8,267,360)

Balance – June 30, 2021	—	—	13,800,000	1,380	$—	(52,480,794)	(52,479,414)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(6,335)	(6,335)
Net income	—	—	—	—	—	4,638,235	4,638,235

Balance – September 30, 2021	—	$—	13,800,000	$1,380	$—	$(47,848,894)	$(47,847,514)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30, 2022	Nine months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$23,961,441	$(7,767,206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,513,379)	(46,605)
Unrealized (gain) loss on marketable securities held in Trust Account	60,466	10,795
Change in fair value of Warrant Liabilities	(22,321,200)	5,798,400
Transaction costs related to Private Placement and Public Warrants	—	598,246
Changes in operating assets and liabilities:
Prepaid expenses	416,089	(834,974)
Accrued expenses	75,398	617,082
Income taxes payable	679,297	—

Net cash used in operating activities	(641,888)	(1,624,262)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(552,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	129,979	—
Cash withdrawn from Trust Account for working capital purposes	436,021	—

Net cash provided by (used in) investing activities	566,000	(552,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	541,952,000
Proceeds from sale of Private Placement Warrants	—	14,040,000
Proceeds from promissory note—related party	—	175,000
Repayment of promissory note—related party	—	(175,000)
Payment of offering costs	—	(515,354)

Net cash provided by financing activities	—	555,476,646

Net Change in Cash	(75,888)	1,852,384
Cash – Beginning of period	1,051,300	25,000

Cash – End of period	$975,412	$1,877,384

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$1,555,451	$40,074,353

Deferred underwriting fee payable	$—	$19,320,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Churchill Capital Corp VI (the “Company”) was incorporated in Delaware on October 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $29,883,354 consisting of $10,048,000, net of underwriting discount, $19,320,000 of deferred underwriting discount and $515,354 of other offering costs.
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of $1,000,000, and to pay its tax obligations.
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
Liquidity and Going Concern
As of September 30, 2022, we had cash of $975,412. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2022, the Company has withdrawn $436,021 of the 2022 available annual limit, there is $563,979 available for withdrawal for working capital purposes. As of September 30, 2022 the Company has withdrawn $129,979 for franchise taxes.
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
Presentation of Financial Statements- Going Concern, the Company has until February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.
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
Consideration of IR Act Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, liquidation, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, liquidation, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, the excise tax may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate a Business Combination. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Further, the mechanics of any required payment of the excise tax have not been determined. The application of the excise tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by the Company’s stockholders in connection with any liquidation.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in the Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. As of September 30, 2022, the Company has withdrawn $436,021 of the 2022 available annual limit, there is $563,979 available for withdrawal for working capital purposes. As of September 30, 2022 the Company has withdrawn $129,979 for franchise taxes. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$552,000,000
Less:
Proceeds allocated to Public Warrants	$(10,819,200)
Class A common stock issuance costs	$(29,285,108)
Plus:
Remeasurement of carrying value to redemption value	$40,104,308

Class A common stock subject to possible redemption 12/31/21	$552,000,000
Plus:
Remeasurement of carrying value to redemption value	1,555,451

Class A common stock subject to possible redemption 09/30/22	$553,555,451

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 7.89% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.76% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 25,080,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$5,393,689	$1,348,422	$3,710,588	$927,647
Denominator:
Basic and diluted weighted average shares outstanding	55,200,000	13,800,000	55,200,000	13,800,000

Basic and diluted net income (loss) per common share	$0.10	$0.10	$0.07	$0.07

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$19,169,153	$4,792,288	$(5,991,472)	$(1,775,734)
Denominator:
Basic and diluted weighted average shares outstanding	55,200,000	13,800,000	45,494,505	13,483,516

Basic and diluted net income (loss) per common share	$0.35	$0.35	$(0.13)	$(0.13)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 55,200,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their option to purchase an additional 7,200,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).
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
SEPTEMBER 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2022 and 2021, the Company incurred and paid $90,000 and $270,000, $90,000 and $221,786 of such fees, respectively.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and nine months ended September 30, 2022 and 2021.
Promissory Note — Related Party
On December 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $175,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of September 30, 2022 and December 31, 2021.
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
Due Diligence Fees
As of September 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay due diligence fees in the amount of $2,325,000.
Legal Fees
As of September 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $85,000. For the three and nine months ended September 30, 2022, the Company recorded $13,000 and $55,000 of such fees, respectively. For the three and nine months ended September 30, 2021, the Company recorded $12,000 of such fees. These fees are reflected on the Company’s condensed balance sheets and condensed statements of operations.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 55,200,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 13,800,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
At September 30, 2022 and December 31, 2021, there were 11,040,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2022
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
At September 30, 2022 and December 31, 2021, there were 14,040,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Marketable securities held in Trust Account	1	$555,025,270	1	$552,138,357
Liabilities:	1
Warrant liability – Public Warrants	1	1,545,600	1	11,371,200
Warrant liability – Private Placement Warrants	2	1,965,600	3	14,461,200
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of September 30, 2022, the Private Placement Warrants were transferred to a Level 2, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants. As of December 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

As of
December 31, 2021
Exercise price	$11.50
Stock price	$9.80
Volatility	15.4%
Probability of completing a Business Combination	—%
Term	5.29
Risk-free rate	1.35%
Dividend yield	0.0%
For the valuation at September 30, 2022 and December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment, this was considered a significant input.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021 (IPO)	$—	$—	$—
Issuance of Public and Private Placement Warrants	10,819,200	14,040,000	24,859,200
Change in fair value of warrant liabilities	1,435,200	1,965,600	3,400,800

Fair value as of March 31, 2021	12,254,400	16,005,600	28,260,000
Change in fair value of warrant liabilities	3,201,600	4,633,200	7,834,800
Transfer to Level 1	(15,456,000)	—	(15,456,000)

Fair value as of June 30, 2021	—	20,638,800	20,638,800
Change in fair value of warrant liabilities	—	(3,229,200)	(3,229,200)

Fair value as of September 30, 2021	—	17,409,600	17,409,600
Change in fair value of warrant liabilities	—	(2,948,400)	(2,948,400)

Fair value as of December 31, 2021	—	14,461,200	14,461,200
Change in fair value of warrant liabilities	—	(5,616,000)	(5,616,000)

Fair value as of March 31, 2022	—	8,845,200	8,845,200
Change in fair value of warrant liabilities	—	(4,071,600)	(4,071,600)

Fair value as of June 30, 2022	—	4,773,600	4,773,600
Change in fair value of warrant liabilities	—	(2,808,000)	(2,808,000)
Transfer to Level 2	—	(1,965,600)	(1,965,600)
Fair value as of September 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 during the nine months ended September 30, 2022 was $1,965,600. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at the time of transfer during the year ended December 31, 2021 was
$
15,456,000
.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $6,742,111, which consists of a change in fair value of warrant liabilities of $5,016,000, interest earned on marketable securities held in the Trust Account of $2,597,422 and an unrealized gain on marketable securities held in our Trust Account of $62,710, offset by provision for income taxes of $577,702 and operating costs of $356,319.

For the nine months ended September 30, 2022, we had net income of $23,961,441, which consists of a change in fair value of warrant liabilities of $22,321,200, interest earned on marketable securities held in the Trust Account of $3,513,379, offset by operating costs of $1,133,375, provision for income taxes of $679,297 and an unrealized loss on marketable securities held in our Trust Account of $60,466.

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

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $555,025,270 (including approximately $3,025,270 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. The Company withdrew $566,000 to pay tax obligations and fund working capital needs.

For the nine months ended September 30, 2022, cash used in operating activities was $641,888. Net income of $23,961,441 was affected by a change in fair value of warrant liabilities of $22,321,200, interest earned on marketable securities held in the Trust Account of $3,513,379 and an unrealized loss on marketable securities held in the Trust Account of $60,466. Changes in operating assets and liabilities provided $1,170,784 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,624,262. Net loss of $7,767,206 was affected by a change in fair value of warrant liabilities of $5,798,400, the transaction costs related to Private Placement and Public Warrants of $598,246, interest earned on marketable securities held in the Trust Account of $46,605 and an unrealized loss on marketable securities held in the Trust Account of $10,795. Changes in operating assets and liabilities used $217,892 of cash for operating activities.

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

As of September 30, 2022, we had cash of $975,412 . We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation. See “—Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”

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

We have not entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Initial Public Offering, and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless. We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a Business Combination and would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we may, prior to the 24-month anniversary of the effective date of our registration statement relating to the Initial Public Offering, instruct the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following any such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2021, we consummated the Initial Public Offering of 55,200,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552,000,000. J.P. Morgan Securities LLC acted as joint bookrunner and representative of the underwriters and each of Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and BofA Securities, Inc. acted as joint bookrunner of the offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1(No.333-252005).The Securities and Exchange Commission declared the registration statement effective on February 11, 2021.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On October 27, 2022, Credit Suisse Group AG announced its intent to restructure its investment bank, including establishing CS First Boston as an independent capital markets and advisory bank. It is anticipated that Michael Klein, our Chief Executive Officer, President and Chairman of our Board of Directors, will be appointed CEO designate of CS First Boston in 2023 pending regulatory approvals.

For a description of the additional roles and interests of Mr. Klein and our other directors and officers separate from their respective roles with the Company, see “Part I, Item 1. Business—Certain Potential Conflicts of Interest relating to M. Klein and Company and Our Officers and Directors,” “Part I, Item 1. Business—Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company,” “Part I, Item 1A. Risk Factors—Risks Relating to Our Management Team” and “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2021.

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

CHURCHILL CAPITAL CORP VI

Date: November 14, 2022	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)