Form 10-Q
period 2023-03-31
Churchill Capital Corp VI
filed 2023-05-15
CIK 1828250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
the Exchange Act).    Yes  ☒    No  ☐
As of May 15, 2023, there were 55,200,000 shares of Class A common stock, $0.0001 par value, and 13,800,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp VI

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP VI
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,003,755	$1,413,885
Prepaid expenses	175,800	99,409

Total current assets	1,179,555	1,513,294
Cash and marketable securities held in Trust Account	563,974,015	558,882,227

TOTAL ASSETS	$565,153,570	$560,395,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$297,666	$82,498
Income taxes payable	2,799,804	1,290,976

Total current liabilities	3,097,470	1,373,474
Deferred tax liability	—	334,099
Deferred legal fee	255,000	105,000
Warrant liabilities	2,758,800	1,504,800
Deferred underwriting fee payable	19,320,000	19,320,000

Total liabilities	25,431,270	22,637,373

Commitments and contingencies
Class A common stock subject to possible redemption, 55,200,000 shares at redemption value of approximately $10.14 and $10.09 as of March 31, 2023 and December 31, 2022, respectively	559,966,893	557,099,834
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 13,800,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,380	1,380
Additional paid-in capital	—	—
Accumulated deficit	(20,245,973)	(19,343,066)

Total stockholders’ deficit	(20,244,593)	(19,341,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$565,153,570	$560,395,521

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating costs	$698,907	$397,802

Loss from operations	(698,907)	(397,802)

Other income (expense):
Change in fair value of Warrant Liabilities	(1,254,000)	10,032,000
Interest earned on funds held in Trust Account	5,091,788	139,436
Unrealized gain on marketable securities held in Trust Account	—	16,094

Total other income, net	3,837,788	10,187,530

Income before provision for income taxes	3,138,881	9,789,728
Provision for income taxes	(1,174,729)	—

Net income	$1,964,152	$9,789,728

Basic and diluted weighted average shares outstanding, Class A common stock	55,200,000	55,200,000

Basic and diluted net income per share, Class A common stock	$0.03	$0.14

Basic and diluted weighted average shares outstanding, Class B common stock	13,800,000	13,800,000

Basic and diluted net income per share, Class B common stock	$0.03	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2023	—	$—	13,800,000	$1,380	$—	$(19,343,066)	$(19,341,686)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(2,867,059)	(2,867,059)
Net income	—	—	—	—	—	1,964,152	1,964,152

Balance – March 31, 2023	—	$—	13,800,000	$1,380	$—	$(20,245,973)	$(20,244,593)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	13,800,000	$1,380	$—	$(43,439,615)	$(43,438,235)
Net income	—	—	—	—	—	9,789,728	9,789,728

Balance – March 31, 2022	—	$—	13,800,000	$1,380	$—	$(33,649,887)	$(33,648,507)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended March 31, 2023	Three months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$1,964,152	$9,789,728
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(5,091,788)	(139,436)
Unrealized gain on marketable securities held in Trust Account	—	(16,094)
Deferred tax benefit	(334,099)	—
Change in fair value of Warrant Liabilities	1,254,000	(10,032,000)
Changes in operating assets and liabilities:
Prepaid expenses	(76,391)	75,363
Accrued expenses	365,168	91,140
Income taxes payable	1,508,828	—

Net cash used in operating activities	(410,130)	(231,299)

Net Change in Cash	(410,130)	(231,299)
Cash – Beginning of period	1,413,885	1,051,300

Cash – End of period	$1,003,755	$820,001

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$2,867,059	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Churchill Capital Corp VI (the “Company”) was incorporated in Delaware on October 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
 To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), on February 17, 2023, the 24-month anniversary of the closing date of our registration statement relating to the Initial Public Offering, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our business combination or liquidation.
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
MARCH 31, 2023
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
If the Company is unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering (or within any extended date that may be approved pursuant to a stockholder vote to extend the date by which we must complete our initial business combination (an “extension vote”)) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window. The Company has entered into a non-binding
letter of intent that sets forth the preliminary terms and conditions of a potential Business Combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company now has until May 17, 2023 to complete a Business Combination.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
Liquidity and Going Concern
As of March 31, 2023, we had cash of $1,003,755. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2023, the Company has not made any permitted withdrawals for 2023 and has access to the full $1,000,000 (to the extent interest is available).
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company had until February 17, 2023 (or within any extended date that may be approved pursuant to an extension vote and filing of the Charter Amendment with the Secretary of State of the State of Delaware) to consummate a Business Combination. The Company has entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential Business Combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company now has until May 17, 2023 (or within any extended date that may be approved pursuant to an extension vote and filing of the Charter Amendment with the Secretary of State of the State of Delaware) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023 (or within any extended date that may be approved pursuant to an extension vote and and filing of the Charter Amendment with the Secretary of State of the State of Delaware). The Company intends to complete a Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target business, the specific impact is not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, in February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem
100
% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.
At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Marketable Securities Held in the Trust Account
As of
March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. As of March 31, 2023, the Company did not withdraw interest in 2023

to pay franchise taxes. During the year ended December 31, 2022, the Company had withdrawn from the Trust Account $257,000 to pay franchise and income taxes, and $1,000,000 for working capital purposes. As of March 31, 2023
,
all trust account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 202
2
,
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
As of
March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$552,000,000
Less:
Proceeds allocated to Public Warrants	(10,819,200)
Class A common stock issuance costs	(29,285,108)
Plus:
Remeasurement of carrying value to redemption value	40,104,308

Class A common stock subject to possible redemption as of December 31, 2021	552,000,000
Plus:
Remeasurement of carrying value to redemption value	5,099,834

Class A common stock subject to possible redemption as of December 31, 2022	557,099,834
Plus:
Remeasurement of carrying value to redemption value	2,867,059

Class A common stock subject to possible redemption as of March 31, 2023	$559,966,893

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 37.43% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value of
warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Net Income per Share of Common Stock
Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share of common stock as the redemption value approximates fair value.
The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 25,080,000 shares of common stock in the calculation of diluted net income per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,571,322	$392,830	$7,831,782	$1,957,946
Denominator:
Basic and diluted weighted average shares outstanding	55,200,000	13,800,000	55,200,000	13,800,000

Basic and diluted net income per share of common stock	$0.03	$0.03	$0.14	$0.14
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceed
s
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
MARCH 31, 2023
(UNAUDITED)

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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three months ended March 31, 2023 and 2022, the Company incurred and paid $90,000 and $90,000 of such fees, respectively.

Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three months ended March 31, 2023 and 2022.
Promissory Note — Related Party
On December 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $175,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of March 31, 2023 and December 31, 2022.
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
Due Diligence and Legal fees
As of March 31, 2023, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $
3,603,033.

These contingent fees are not reflected in the Company’s financial statements.
Legal Fees
As of March 31, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $255,000. For the three months ended March 31, 2023 and 2022, the Company recorded $150,000 and $22,000 of such fees, respectively. These fees are reflected on the Company’s condensed balance sheets in deferred legal fees
and condensed statements of operations
 in operating costs
.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.
As of
March 31, 2023 and December 31, 2022, there were 55,200,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.
As of

March 31, 2023 and December 31, 2022, there were 13,800,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of

March 31, 2023 and December 31, 2022, there were 11,040,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2023
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
As of
March 31, 2023 and December 31, 2022, there were 14,040,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
The following table presents infor
mation
about the Company’s assets and liabilities
that
are measured at fair value on a recurring basis
as of
March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		December 31,
Description	Level	2023	Level	2022
Assets:
Marketable securities held in Trust Account	1	—	1	$558,882,227
Liabilities:
Warrant liability – Public Warrants	1	1,214,400	1	662,400
Warrant liability – Private Placement Warrants	2	1,544,400	2	842,400
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the condensed statements of operations.
The Public and Private Placement Warrants were valued as of February 17, 2021 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which are considered to be Level 3 fair value measurements. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Placement Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker
CCVI
.WS. For subsequent measurements of the Private Placement Warrants after detachment, a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of September 30, 2022, the Private Placement Warrants were transferred to a Level 2 fair value measurement, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 fair value measurement
during the year ended December 31, 2022 was $1,965,600.
 There were no transfers during the three months ended March 31, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On April 13, 2023, the Company withdrew $1,625,574 from available interest in the Trust Account to pay tax obligations.
On May 5, 2023, the Company announced that the Sponsor will make monthly deposits directly to the Trust Account of the Company in the amount of $500,000 per month (each deposit, a “Contribution”) following the approval and implementation of the Extension Amendment
Proposal (as defined below). Such
Contributions will be made pursuant to a
non-interest
bearing, unsecured promissory note, which will be issued by the Company to the Sponsor following the Special Meeting if the Extension is implemented.
On May 11, 2023, the Company withdrew $1,000,000 from the Trust Account for working capital and $2,067,115 for tax obligations for a total withdrawal of $3,067,115.
At the special meeting of the stockholders of the Company held on May 11, 2023, the stockholders of the Company (the “Stockholders”) approved a proposal to adopt an amendment (the “Extension Amendment Proposal”), which is described in more detail in the definitive proxy statement of the Company filed with the SEC on April 17, 2023, to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”).
The Extension will not
b
e effective until the Charter Amendment has been filed with the Secretary of State of the State of Delaware. The Board retains the right to abandon and not implement the Extension at any time without any further action by the Stockholders.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,964,152, which consisted of interest earned on marketable securities held in the Trust Account of $5,091,788, offset by operating costs of $698,907, provision for income taxes of $1,174,729 and a change in fair value of warrant liabilities of $1,254,000.

For the three months ended March 31, 2022, we had net income of $9,789,728, which consisted of a change in fair value of warrant liabilities of $10,032,000, interest earned on marketable securities held in the Trust Account of $139,436, and an unrealized gain on marketable securities held in our Trust Account of $16,094, offset by operating costs of $397,802.

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

As of March 31, 2023, we had cash held in the Trust Account of $563,974,015 (including $11,974,015 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). The Company did not withdraw any interest to pay tax obligations and fund working capital needs during the three months ended March 31, 2023.

For the three months ended March 31, 2023, cash used in operating activities was $410,130. Net income of $1,964,152 was affected by a change in fair value of warrant liabilities of $1,254,000, interest earned on marketable securities held in the Trust Account of $5,091,788 and deferred tax benefit of $334,099. Changes in operating assets and liabilities provided $1,797,605 of cash for operating activities.

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

In February 2023, we instructed the trustee with respect to the Trust Account to redeem the marketable securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash. As a result, we will receive minimal interest, if any, on the funds held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $1,003,755. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2023, the Company has not made any permitted withdrawals for 2023 and has access to the full $1,000,000 (to the extent interest is available).

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company had until February 17, 2023 (or within any extended date that may be approved pursuant to an extension vote and filing of the Charter Amendment with the Secretary of State of the State of Delaware) to consummate a Business Combination. The Company has entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential Business Combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company now has until May 17, 2023 (or within any extended date that may be approved pursuant to an extension vote and filing of the Charter Amendment with the Secretary of State of the State of Delaware) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023 (or within any extended date that may be approved pursuant to an extension vote and filing of the Charter Amendment with the Secretary of State of the State of Delaware). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share of common stock as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

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

CHURCHILL CAPITAL CORP VI

Date: May 15, 2023	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)