Form 10-Q
period 2023-06-30
Churchill Capital Corp VI
filed 2023-08-11
CIK 1828250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file
number:
001-40052

Churchill Capital Corp VI
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3391359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Fifth Avenue, 12th Floor
New York
,
NY 10019
(Address of principal executive offices)
(
212
)
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
the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2023, there were 27,509,707 shares of Class A common stock, $0.0001 par value, and 13,800,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp VI

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL
INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP VI
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,558,001	$1,413,885
Prepaid expenses	439,345	99,409

Total current assets	1,997,346	1,513,294
Cash and marketable securities held in Trust Account	283,356,534	558,882,227

TOTAL ASSETS	$285,353,880	$560,395,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$341,268	$82,498
Income taxes payable	687,708	1,290,976
Excise tax liability	2,819,343	—
Extension promissory note - related party	1,000,000	—

Total current liabilities	4,848,319	1,373,474
Deferred tax liability	—	334,099
Deferred legal fee	280,000	105,000
Warrant liabilities	4,514,400	1,504,800
Deferred underwriting fee payable	19,320,000	19,320,000

Total liabilities	28,962,719	22,637,373

Commitments and contingencies
Class A common stock subject to possible redemption, 27,509,707 and 55,200,000 shares at redemption value of approximately $10.28 and $10.09 as of June 30, 2023 and December 31, 2022, respectively	282,693,623	557,099,834
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 13,800,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,380	1,380
Additional paid-in capital	—	—
Accumulated deficit	(26,303,842)	(19,343,066)

Total stockholders’ deficit	(26,302,462)	(19,341,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$285,353,880	$560,395,521

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$532,926	$379,254	$1,231,833	$777,056

Loss from operations	(532,926)	(379,254)	(1,231,833)	(777,056)
Other income (expense):
Change in fair value of Warrant Liabilities	(1,755,600)	7,273,200	(3,009,600)	17,305,200
Interest earned on funds held in Trust Account	5,009,484	776,521	10,101,272	915,957
Unrealized loss on marketable securities held in Trust Account	—	(139,270)	—	(123,176)

Total other income, net	3,253,884	7,910,451	7,091,672	18,097,981
Income before provision for income taxes	2,720,958	7,531,197	5,859,839	17,320,925
Provision for income taxes	(1,298,478)	(101,595)	(2,473,207)	(101,595)

Net income	$1,422,480	$7,429,602	$3,386,632	$17,219,330

Basic and diluted weighted average shares outstanding, Class A common stock	41,662,523	55,200,000	48,431,262	55,200,000

Basic and diluted net income per share, Class A common stock	$0.03	$0.11	$0.05	$0.25

Basic and diluted weighted average shares outstanding, Class B common stock	13,800,000	13,800,000	13,800,000	13,800,000

Basic and diluted net income per share, Class B common stock	$0.03	$0.11	$0.05	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2023	—	$—	13,800,000	$1,380	$—	$(19,343,066)	$(19,341,686)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(2,867,059)	(2,867,059)
Net income	—	—	—	—	—	1,964,152	1,964,152

Balance — March 31, 2023	—	—	13,800,000	1,380	—	(20,245,973)	(20,244,593)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(4,661,006)	(4,661,006)
Excise tax liability in connection with redemptions	—	—	—	—	—	(2,819,343)	(2,819,343)
Net income	—	—	—	—	—	1,422,480	1,422,480

Balance — June 30, 2023	—	$—	13,800,000	$1,380	$—	$(26,303,842)	$(26,302,462)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	13,800,000	$1,380	$—	$(43,439,615)	$(43,438,235)
Net income	—	—	—	—	—	9,789,728	9,789,728

Balance — March 31, 2022	—	—	13,800,000	1,380	—	(33,649,887)	(33,648,507)
Net income	—	—	—	—	—	7,429,602	7,429,602

Balance — June 30, 2022	—	$—	13,800,000	$1,380	$—	$(26,220,285)	$(26,218,905)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,386,632	$17,219,330
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(10,101,272)	(915,957)
Unrealized loss on marketable securities held in Trust Account	—	123,176
Deferred tax benefit	(334,099)	—
Change in fair value of Warrant Liabilities	3,009,600	(17,305,200)
Changes in operating assets and liabilities:
Prepaid expenses	(339,936)	245,726
Accrued expenses	433,770	12,612
Income taxes payable	(603,268)	101,595

Net cash used in operating activities	(4,548,573)	(518,718)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	3,692,689	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Cash withdrawn from Trust Account in connection with redemption	281,934,276	—

Net cash provided by investing activities	285,626,965	—

Cash Flows from Financing Activities:
Proceeds from Extension promissory note - related party	1,000,000	—
Redemption s of common stock	(281,934,276)	—

Net cash used in financing activities	(280,934,276)	—

Net Change in Cash	144,116	(518,718)
Cash – Beginning of period	1,413,885	1,051,300

Cash – End of period	$1,558,001	$532,582

Non-Cash investing and financing activities:
Excise tax liability accrued for common stock redemptions	$2,819,343	$—
Remeasurement adjustment on redeemable common stock	$7,528,065	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Churchill Capital Corp VI (the “Company”) was incorporated in Delaware on October 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
On May 11, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on May 16, 2023, to the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) to extend the date by which the Company has to consummate a Business Combination from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware and 27,690,293 shares of Class A Common Stock were redeemed, resulting in the payment of $281,934,276 from the Trust Account.
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
JUNE 30, 2023
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
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a
Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.
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
Following a stockholder vote on May 11, 2023, the
Amended and Restated Certificate of Incorporation
was
amended
to extend the window the Company had to complete a Business Combination from May 17, 2023 to February 17, 2024 or such earlier date as determined by the board of directors. If the Company is unable to complete a Business Combination by February 17, 2024 (or within any extended date that may be approved pursuant to a stockholder vote to extend the date by which we must complete our initial business combination (an “extension vote”)) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses),
divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Liquidity and Going Concern
As of June 30, 2023, we had cash of $1,558,001. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2023, the Company had withdrawn from Trust Account $3,692,689 to pay franchise taxes and income taxes and $1,000,000 for working capital purposes and paid from the Trust Account $281,934,276 in connection with redemptions.
On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $500,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to a non-interest
bearing, unsecured
promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $4,500,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $1,000,000 with $3,500,000 available for withdrawal.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
Presentation of Financial Statements-Going Concern, the Company has until February 17, 2024 or such earlier date as determined by the board of directors to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination by
February 17, 2024.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Risks and Uncertainties
We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Marketable Securities Held in the Trust Account
As of June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the six months ended June 30, 2023, the Company withdrew an amount of

$
286,626,965

to pay franchise and income tax obligations, working capital purposes and redemptions. During the year ended December 31, 2022, the Company withdrew from the Trust Account
$
257,000

to pay franchise and income taxes and
$
1,000,000

for working capital purposes paid from the Trust Account. As of June 30, 2023, all trust account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
On May 11, 2023, the stockholders of the Company approved the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Delaware and 27,690,293
shares of Class A Common Stock were redeemed, resulting in the payment of

$281,934,276 from the Trust Account.
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
paid-in
capital and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$552,000,000
Less:
Proceeds allocated to Public Warrants	(10,819,200)
Class A common stock issuance costs	(29,285,108)
Plus:
Remeasurement of carrying value to redemption value	40,104,308

Class A common stock subject to possible redemption as of December 31, 2021	552,000,000
Plus:
Remeasurement of carrying value to redemption value	5,099,834

Class A common stock subject to possible redemption as of December 31, 2022	557,099,834
Less:
Redemptions	(281,934,276)
Plus:
Remeasurement of carrying value to redemption value	7,528,065

Class A common stock subject to possible redemption as of June 30, 2023	$282,693,623

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 47.72% and 1.35% for the three months ended June 30, 2023 and 2022, respectively, and 42.21% and 0.59% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value of warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
JUNE 30, 2023
(UNAUDITED)

Net Income per Share of Common Stock
Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share of common stock as the redemption value approximates fair value.
The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 25,080,000 shares of common stock in the calculation of diluted net income per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,068,543	$353,937	$5,943,682	$1,485,920	$2,635,635	$750,997	$13,775,464	$3,443,866
Denominator:
Basic and diluted weighted average shares outstanding	41,662,523	13,800,000	55,200,000	13,800,000	48,431,262	13,800,000	55,200,000	13,800,000

Basic and diluted net income per share of common stock	$0.03	$0.03	$0.11	$0.11	$0.05	$0.05	$0.25	$0.25

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.
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
JUNE 30, 2023
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2023, the Company incurred and paid $90,000 and $180,000 of such fees, respectively. For the three and six months ended June 30, 2022, the Company incurred and paid $90,000 and $180,000 of such fees, respectively.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2023 and 2022.
Promissory Note — Related Party
On December 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $175,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of June 30, 2023 and December 31, 2022.
Extension Promissory Note - Related Party
On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $500,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the
Company to the Sponsor. The Extension Promissory Note provides up to

$
4,500,000
. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $
1,000,000
with $
3,500,000
available for withdrawal.
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
Excise Tax
In connection with the vote to approve the Charter Amendment, holders of 27,690,293 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $281,934,276. As such, the Company has recorded a 1% excise tax liability in the amount of $2,819,343 on the condensed balance sheets as of June 30, 2023.
The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available. This excise tax liability can be offset within the same taxable year which will be evaluated and adjusted in the period in which the issuances occur.
Due Diligence and Legal Fees
As of June 30, 2023, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $4,925,000. These contingent fees are not reflected in the Company’s financial statements.
Legal Fees
As of June 30, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $255,000. For the three and six months ended June 30, 2023, the Company recorded $25,000 and $175,000 of such fees, respectively. For the three and six months ended June 30, 2022, the Company recorded $20,000 and $42,000 of such fees, respectively. These fees are reflected on the Company’s condensed balance sheets in deferred legal fees and condensed statements of operations in operating costs.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2023 and December 31, 2022, there wer
e no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 27,509,707 and 55,200,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity, respectively.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 13,800,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of June 30, 2023 and December 31, 2022, there were 11,040,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2023
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
As of June 30, 2023 and December 31, 2022, there were 14,040,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	—	1	$558,882,227
Liabilities:
Warrant liability – Public Warrants	1	1,987,200	1	662,400
Warrant liability – Private Placement Warrants	2	2,527,200	2	842,400
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the condensed statements of operations.
The Public and Private Placement Warrants were valued as of February 17, 2021 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which are considered to be Level 3 fair value measurements. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Placement Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CCVI.WS. For subsequent measurements of the Private Placement Warrants after detachment, a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 fair value measurement during the year ended December 31, 2022 was $1,965,600. There were no transfers during the three and six months ended June 30, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify, other than the below, any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On July 17, 2023, the Company borrowed $500,000 in connection with the Extension Promissory Note entered into on May 16, 2023 and deposited $500,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of this filing the Extension Promissory Note had a balance of $1,500,000 with $3,000,000 available for withdrawal.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,422,480, which consisted of interest earned on marketable securities held in the Trust Account of $5,009,484, offset by operating costs of $532,926, provision for income taxes of $1,298,478 and a change in fair value of warrant liabilities of $1,755,600.

For the three months ended June 30, 2022, we had net income of $7,429,602, which consisted of a change in fair value of warrant liabilities of $7,273,200, interest earned on marketable securities held in the Trust Account of $776,521, offset by operating costs of $379,254, provision for income taxes of $101,595 and an unrealized loss on marketable securities held in our Trust Account of $139,270.

For the six months ended June 30, 2023, we had net income of $3,386,632, which consisted of interest earned on marketable securities held in the Trust Account of $10,101,272, offset by operating costs of $1,231,833, provision for income taxes of $2,473,207 and a change in fair value of warrant liabilities of $3,009,600.

For the six months ended June 30, 2022, we had net income of $17,219,330, which consisted of a change in fair value of warrant liabilities of $17,305,200, interest earned on marketable securities held in the Trust Account of $915,957, offset by operating costs of $777,056, provision for income taxes of $101,595 and an unrealized loss on marketable securities held in our Trust Account of $123,176.

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

As of June 30, 2023, we had cash held in the Trust Account of $283,356,534. Interest income on the balance in the Trust Account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). During the three and six months ended June 30, 2023, the Company withdrew $3,692,689 from the Trust Account to pay franchise taxes and income taxes, $1,000,000 for working capital purposes and $281,934,276 in connection with redemptions.

For the six months ended June 30, 2023, cash used in operating activities was $4,548,573. Net income of $3,386,632 was affected by a change in fair value of warrant liabilities of $3,009,600, interest earned on marketable securities held in the Trust Account of $10,101,272 and deferred tax benefit of $334,099. Changes in operating assets and liabilities used $509,434 of cash for operating activities.

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

In February 2023, we instructed the trustee with respect to the Trust Account to redeem the marketable securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash. As a result, we will continue to receive interest on the funds held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $1,558,001. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. As a result, we will continue to receive interest on the funds held in the Trust Account.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2023, the Company has made a full withdrawal for 2023 of $1,000,000.

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $500,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $4,500,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $1,000,000 with $3,500,000 available for withdrawal.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, the Company has until February 17, 2024 or such earlier date as determined by the board of directors to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination by February 17, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, an aggregate of $552,000,000 was placed in the Trust Account. On May 11, 2023, the stockholders of the Company approved the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Delaware and 27,690,293 shares of Class A Common Stock were redeemed, resulting in the payment of $281,934,276 from the Trust Account.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the registrant on May 16, 2023)

10.1	Promissory Note, dated as of May 16, 2023, by and between Churchill Capital Corp VI and Churchill Sponsor VI LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the registrant on May 16, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP VI

Date: August 11, 2023	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)