Form 10-Q
period 2023-09-30
Churchill Capital Corp VI
filed 2023-11-13
CIK 1828250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023

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
the Exchange Act).    Yes  ☒    No  ☐
As of November
13
, 2023, there were 27,509,707 shares of Class A common stock, $0.0001 par value, and 13,800,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP VI
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,427,956	$1,413,885
Prepaid expenses	269,278	99,409

Total current assets	1,697,234	1,513,294
Cash and marketable securities held in Trust Account	286,880,881	558,882,227

TOTAL ASSETS	$288,578,115	$560,395,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$437,950	$82,498
Income taxes payable	856,875	1,290,976
Excise tax liability	2,819,343	—
Extension promissory note - related party	2,500,000	—

Total current liabilities	6,614,168	1,373,474
Deferred tax liability	—	334,099
Deferred legal fee	295,000	105,000
Warrant liabilities	4,012,800	1,504,800
Deferred underwriting fee payable	19,320,000	19,320,000

Total liabilities	30,241,968	22,637,373

Commitments and contingencies
Class A common stock subject to possible redemption, 27,509,707 and 55,200,000 shares at redemption value of approximately $ 10.40 and $ 10.09 as of September 30, 2023 and December 31, 2022, respectively	285,998,803	557,099,834
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 13,800,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,380	1,380
Additional paid-in capital	—	—
Accumulated deficit	(27,664,036)	(19,343,066)

Total stockholders’ deficit	(27,662,656)	(19,341,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,578,115	$560,395,521

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$411,794	$356,319	$1,643,627	$1,133,375

Loss from operations	(411,794)	(356,319)	(1,643,627)	(1,133,375)
Other income (expense):
Change in fair value of Warrant Liabilities	501,600	5,016,000	(2,508,000)	22,321,200
Interest earned on funds held in Trust Account	3,675,771	2,597,422	13,777,043	3,513,379
Unrealized gain ( loss ) on marketable securities held in Trust Account	—	62,710	—	(60,466)

Total other income, net	4,177,371	7,676,132	11,269,043	25,774,113

Income before provision for income taxes	3,765,577	7,319,813	9,625,416	24,640,738
Provision for income taxes	(1,820,591)	(577,702)	(4,293,798)	(679,297)

Net income	$1,944,986	$6,742,111	$5,331,618	$23,961,441

Basic and diluted weighted average shares outstanding, Class A common stock	27,509,707	55,200,000	41,354,854	55,200,000

Basic and diluted net income per share, Class A common stock	$0.05	$0.10	$0.10	$0.35

Basic and diluted weighted average shares outstanding, Class B common stock	13,800,000	13,800,000	13,800,000	13,800,000

Basic and diluted net income per share, Class B common stock	$0.05	$0.10	$0.10	$0.35

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2023	—	$—	13,800,000	$1,380	$—	$(19,343,066)	$(19,341,686)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(2,867,059)	(2,867,059)
Net income	—	—	—	—	—	1,964,152	1,964,152

Balance — March 31, 2023	—	—	13,800,000	1,380	—	(20,245,973)	(20,244,593)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(4,661,006)	(4,661,006)
Excise tax liability in connection with redemptions	—	—	—	—	—	(2,819,343)	(2,819,343)
Net income	—	—	—	—	—	1,422,480	1,422,480

Balance — June 30, 2023	—	—	13,800,000	1,380	—	(26,303,842)	(26,302,462)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(3,305,180)	(3,305,180)
Net income	—	—	—	—	—	1,944,986	1,944,986

Balance — September 30, 2023	—	$—	13,800,000	$1,380	$—	$(27,664,036)	$(27,662,656)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	13,800,000	$1,380	$—	$(43,439,615)	$(43,438,235)
Net income	—	—	—	—	—	9,789,728	9,789,728

Balance — March 31, 2022	—	—	13,800,000	1,380	—	(33,649,887)	(33,648,507)
Net income	—	—	—	—	—	7,429,602	7,429,602

Balance — June 30, 2022	—	—	13,800,000	1,380	—	(26,220,285)	(26,218,905)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(1,555,451)	(1,555,451)
Net income	—	—	—	—	—	6,742,111	6,742,111

Balance — September 30, 2022	—	$—	13,800,000	$1,380	$—	$(21,033,625)	$(21,032,245)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,331,618	$23,961,441
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(13,777,043)	(3,513,379)
Unrealized loss on marketable securities held in Trust Account	—	60,466
Deferred tax benefit	(334,099)	—
Change in fair value of Warrant Liabilities	2,508,000	(22,321,200)
Changes in operating assets and liabilities:
Prepaid expenses	(169,869)	416,089
Accrued expenses	545,452	75,398
Income taxes payable	(434,101)	679,297

Net cash used in operating activities	(6,330,042)	(641,888)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,500,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	5,344,113	129,979
Cash withdrawn from Trust Account for working capital purposes	1,000,000	436,021
Cash withdrawn from Trust Account in connection with redemption	281,934,276	—

Net cash provided by investing activities	285,778,389	566,000

Cash Flows from Financing Activities:
Proceeds from Extension promissory note - related party	2,500,000	—
Redemptions of common stock	(281,934,276)	—

Net cash used in financing activities	(279,434,276)	—

Net Change in Cash	14,071	(75,888)
Cash – Beginning of period	1,413,885	1,051,300

Cash – End of period	$1,427,956	$975,412

Supplemental cash flow information:
Cash paid for income taxes	$5,061,998	$—

Non-Cash investing and financing activities:
Excise tax liability accrued for common stock redemptions	$2,819,343	$—

Remeasurement adjustment on redeemable common stock	$10,833,245	$1,555,451

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Churchill Capital Corp VI (the “Company”) was incorporated in Delaware on October 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on February 17, 2023, the
24-month
anniversary of the closing date of our registration statement relating to the Initial Public Offering, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our business combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our trust account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds in our trust account will be guaranteed by the FDIC.
On May 11, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on May 16, 2023, to the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) to extend the date by which the Company has to consummate a Business Combination from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on May 16, 2023 and 27,690,293 shares of Class A Common Stock were redeemed, resulting in the payment of $281,934,276 from the Trust Account.
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
SEPTEMBER 30, 2023
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
Following a stockholder vote on May 11, 2023, the Amended and Restated Certificate of Incorporation was amended to extend the window the Company had to complete a Business Combination from May 17, 2023 to February 17, 2024 or such earlier date as determined by the board of directors. If the Company is unable to complete a Business Combination by February 17, 2024 (or within any extended date that may be approved pursuant to a stockholder vote to extend the date by which we must complete our initial business combination (an “extension vote”)) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses),divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Liquidity and Going Concern
As of September 30, 2023, we had cash of $1,427,956. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2023, the Company had withdrawn from Trust Account $5,344,113 to pay franchise taxes and income taxes and $1,000,000 for working capital purposes and paid from the Trust Account $281,934,276 in connection with redemptions.
On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $500,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to a non-interest
bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $4,500,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of September 30, 2023, the Extension Promissory Note had a balance of $2,500,000 with $2,000,000 available for withdrawal.
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Risks and Uncertainties
We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the
COVID-19
pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and between Israel and Hamas. We have concluded
that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.
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
Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. However, to mitigate this uncertainty, funds held in the trust account will not be used to pay for excise tax liabilities with respect to redemptions of Class A common stock in connection with an extension of the Combination Window, a Business Combination or our liquidation.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.
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

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.
Cash and Marketable Securities Held in the Trust Account
As of September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the nine months ended September 30, 2023, the Company withdrew an amount of $288,278,389 to pay franchise and income tax obligations, working capital purposes and redemptions. During the year ended December 31, 2022, the Company withdrew from the Trust Account $257,000 to pay franchise and income taxes and $1,000,000 for working capital purposes paid from the Trust Account. As of September 30, 2023, all trust account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
paid-in
capital and accumulated deficit.
As of September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$552,000,000
Less:
Proceeds allocated to Public Warrants	(10,819,200)
Class A common stock issuance costs	(29,285,108)
Plus:
Remeasurement of carrying value to redemption value	40,104,308

Class A common stock subject to possible redemption as of December 31, 2021	552,000,000
Plus:
Remeasurement of carrying value to redemption value	5,099,834

Class A common stock subject to possible redemption as of December 31, 2022	557,099,834
Less:
Redemptions	(281,934,276)
Plus:
Remeasurement of carrying value to redemption value	10,833,245

Class A common stock subject to possible redemption as of September 30, 2023	$285,998,803

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 48.35% and 1.35% for the three months ended September 30, 2023 and 2022, respectively, and 44.61% and 0.59% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value of warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
SEPTEMBER 30, 2023
(UNAUDITED)

Net Income per Share of Common Stock
Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share of common stock as the redemption value approximates fair value.
The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 25,080,000 shares of common stock in the calculation of diluted net income per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,295,240	$649,746	$5,393,689	$1,348,422	$3,997,622	$1,333,996	$19,169,153	$4,792,288
Denominator:
Basic and diluted weighted average shares outstanding	27,509,707	13,800,000	55,200,000	13,800,000	41,354,854	13,800,000	55,200,000	13,800,000

Basic and diluted net income per share of common stock	$0.05	$0.05	$0.10	$0.10	$0.10	$0.10	$0.35	$0.35

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
SEPTEMBER 30, 2023
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2023, the Company incurred and paid $90,000 and $270,000 of such fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred and paid $90,000 and $270,000 of such fees, respectively.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and nine months ended September 30, 2023 and 2022.
Promissory Note — Related Party
On December 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $175,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of September 30, 2023 and December 31, 2022.
Extension Promissory Note - Related Party
On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $500,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $4,500,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of September 30, 2023, the Extension Promissory Note had a balance of $2,500,000 with $2,000,000 available for withdrawal.
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
Excise Tax
In connection with the vote to approve the Charter Amendment, holders of 27,690,293 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $281,934,276. As such, the Company has recorded a 1% excise tax liability in the amount of $2,819,343 on the condensed balance sheets as of September 30, 2023.The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available. This excise tax liability can be offset within the same taxable year which will be evaluated and adjusted in the period in which the issuances occur.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Due Diligence and Legal Fees
As of September 30, 2023, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $5,225,000. These contingent fees are not reflected in the Company’s financial statements.
Legal Fees
As of September 30, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $295,000. For the three and nine months ended September 30, 2023, the Company recorded $15,000 and $190,000 of such fees, respectively. For the three and nine months ended September 30, 2022, the Company recorded $13,000 and $55,000 of such fees, respectively. These fees are reflected on the Company’s condensed balance sheets in deferred legal fees and condensed statements of operations in operating costs.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 27,509,707 and 55,200,000 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 13,800,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of September 30, 2023 and December 31, 2022, there were 11,040,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2023
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
As of September 30, 2023 and December 31, 2022, there were 14,040,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

CHURCHILL CAPITAL CORP VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	—	1	$558,882,227
Liabilities:
Warrant liability – Public Warrants	1	1,766,400	1	662,400
Warrant liability – Private Placement Warrants	2	2,246,400	2	842,400
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
SEPTEMBER 30, 2023
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 fair value measurement during the year ended December 31, 2022 was $1,965,600. There were no transfers during the three and nine months ended September 30, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify, other than the below, any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On October 17, 2023, the Company borrowed $500,000 in connection with the Extension Promissory Note entered into on May 16, 2023 and deposited $500,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of this filing the Extension Promissory Note had a balance of $3,000,000 with $1,500,000 available for withdrawal.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $1,944,986, which consisted of interest earned on marketable securities held in the Trust Account of $3,675,771 and a change in fair value of warrant liabilities of $501,600, partially offset by operating costs of $411,794, and a provision for income taxes of $1,820,591.

For the three months ended September 30, 2022, we had net income of $6,742,111, which consists of a change in fair value of warrant liabilities of $5,016,000, interest earned on marketable securities held in the Trust Account of $2,597,422 and an unrealized gain on marketable securities held in our Trust Account of $62,710, partially offset by provision for income taxes of $577,702 and operating costs of $356,319.

For the nine months ended September 30, 2023, we had net income of $5,331,618, which consisted of interest earned on marketable securities held in the Trust Account of $13,777,043, partially offset by operating costs of $1,643,627, provision for income taxes of $4,293,798 and a change in fair value of warrant liabilities of $2,508,000.

For the nine months ended September 30, 2022, we had net income of $23,961,441, which consists of a change in fair value of warrant liabilities of $22,321,200, interest earned on marketable securities held in the Trust Account of $3,513,379, partially offset by operating costs of $1,133,375, provision for income taxes of $679,297 and an unrealized loss on marketable securities held in our Trust Account of $60,466.

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

As of September 30, 2023, we had cash held in the Trust Account of $286,880,881. Interest income on the balance in the Trust Account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). During the three and nine months ended September 30, 2023, the Company withdrew $5,344,113 from the Trust Account to pay franchise taxes and income taxes, $1,000,000 for working capital purposes and $281,934,276 in connection with redemptions.

For the nine months ended September 30, 2023, cash used in operating activities was $6,330,042. Net income of $5,331,618 was affected by a change in fair value of warrant liabilities of $2,508,000, interest earned on marketable securities held in the Trust Account of $13,777,043 and deferred tax benefit of $334,099. Changes in operating assets and liabilities used $58,518 of cash for operating activities.

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

As of September 30, 2023, we had cash of $1,427,956. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2023, the Company has made a full withdrawal for 2023 of $1,000,000 for working capital purposes.

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $500,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $4,500,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of September 30, 2023, the Extension Promissory Note had a balance of $2,500,000 with $2,000,000 available for withdrawal.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In the third quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

CHURCHILL CAPITAL CORP VI

Date: November 13, 2023	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)